Form 10-K
period 2005-12-31
STRATS(SM) Trust For Goldman Sachs Capital I Securities, Series 2005-1
filed 2006-03-31
CIK 1328989

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     ----

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005

                                      or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ________ to ________

               Commission File Numbers: 333-111858-13, 001-32527

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

    STRATS(SM) Trust For Goldman Sachs Capital I Securities, Series 2005-1
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                               52-2316339
-------------------------------------------------------------------------------
      (State or other jurisdiction of          (I.R.S. Employer Identification
               incorporation                                No.)
              or organization)


301 South College, Charlotte, North Carolina                28288
-------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Name of exchange on which registered
-------------------                         ------------------------------------
STRATS(SM) Certificates, Series 2005-1,     New York Stock Exchange ("NYSE")
Class A-1

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]   No [X]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ]  Accelerated filer [ ]  Non- accelerated filer [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The registrant has no voting stock or class of common stock that is held by non-affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part IV of this Annual Report: The distribution reports to security holders filed on Form 8-K during the fiscal year, in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(a) hereto.

                               Introductory Note

Synthetic Fixed-Income Securities, Inc. (the "Depositor") is the Depositor in respect of the STRATS(SM) Trust For Goldman Sachs Capital I Securities, Series 2005-1 (the "Trust"), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 26, 2003, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by the STRATS(SM) Certificates Series Supplement 2005-1 (the "Series Supplement") dated as of June 13, 2005 in respect of the Trust. The Trust's assets consist solely of notes issued by Goldman Sachs Capital I. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

Pursuant to staff administrative positions established in Corporate Asset Backed Corporation (available August 9, 1995), the Trust is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable." Distribution reports detailing receipts and distributions by the Trust are filed after each distribution date on Form 8-K in lieu of reports on Form 10-Q.

The Goldman Sachs Group, Inc. ("Goldman"), the issuer of the junior subordinated debentures, the sole assets held by the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on Goldman Sachs Capital I please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under its Exchange Act file number, 001-14965. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by Goldman may be accessed on this site. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities, the issuer of the junior subordinated debentures, or the underlying securities themselves have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.


                                    PART I

Item 1. Business.
----------------

   Not Applicable

Item 1A. Risk Factors.
---------------------

   Not Applicable

Item 1B. Unresolved Staff Comments.
----------------------------------

   Not Applicable

Item 2. Properties.
------------------

   Not Applicable

Item 3. Legal Proceedings.
-------------------------

   None

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

   None


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
--------------------------------------

      The Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
-------------------------------

   Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations.
----------------------

   Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

   Not Applicable

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

   Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial
---------

Disclosure.

   None

Item 9A.  Controls and Procedures.
---------------------------------

   Not Applicable

Item 9B. Other Information.
--------------------------

   None


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

   Not Applicable

Item 11. Executive Compensation.
-------------------------------

   Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stock Matters.
----------------------

   Not Applicable

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

   None

Item 14. Principal Accounting Fees and Services.
-----------------------------------------------

   Not Applicable

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
------------------------------------------------

      (a)   The following documents have been filed as part of this report.

            1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Goldman Sachs Capital I Securities, Series 2005-1 to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

-------------------------------------------------------------------------------
                Trust Description                   Distribution     Filed on
                                                        Date
-------------------------------------------------------------------------------
STRATS(SM) Trust For Goldman Sachs Capital I         07-15-2005     07-26-2005
Securities, Series 2005-1                            08-15-2005     08-23-2005
                                                     09-15-2005     09-19-2005
                                                     10-15-2005     10-24-2005
                                                     11-15-2005     11-23-2005
                                                     12-15-2005     12-21-2005
-------------------------------------------------------------------------------

            2.    None

            3.    Exhibits:

                  33.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.2 - Report of Aston Bell, CPA.

                  99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

      (b)   See Item 15(a) above.

      (c)   Not Applicable.

                                   SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                       By:   /s/ Jimmy Whang
                                             ---------------------------
                                       Name: Jimmy Whang
                                       Title: Director


Dated:  March 30, 2006

                              EXHIBIT INDEX
       Reference
       Number per                                       Exhibit
      Item 601 of                                      Number in
     Regulation SK     Description of Exhibits       this Form 10-K
     -------------  -------------------------------  --------------
         (33.1)     Certification by Director of          33.1
                    the Registrant pursuant to 15
                    U.S.C. Section 7241, as
                    adopted pursuant to Section
                    302 of the Sarbanes-Oxley Act
                    of 2002.
     -------------  -------------------------------  --------------
         (99.1)     Annual Compliance Report by           99.1
                    Trustee pursuant to 15 U.S.C.
                    Section 7241, as adopted
                    pursuant to Section 302 of
                    the Sarbanes-Oxley Act of
                    2002.
     -------------  -------------------------------  --------------
         (99.2)     Report of Aston Bell, CPA.            99.2
     -------------  -------------------------------  --------------
         (99.3)     Registrant's Current Report           99.3
                    on Form 8-K filed with the
                    Securities and Exchange
                    Commission on July 26, 2005,
                    as further described in Item
                    15(a)(1) above, is
                    incorporated herein by
                    reference.
     -------------  -------------------------------  --------------
         (99.4)     Registrant's Current Report           99.4
                    on Form 8-K filed with the
                    Securities and Exchange
                    Commission on August 23,
                    2005, as further described in
                    Item 15(a)(1) above, is
                    incorporated herein by
                    reference.
     -------------  -------------------------------  --------------
         (99.5)     Registrant's Current Report           99.5
                    on Form 8-K filed with the
                    Securities and Exchange
                    Commission on September 19,
                    2005, as further described in
                    Item 15(a)(1) above, is
                    incorporated herein by
                    reference.
     -------------  -------------------------------  --------------
         (99.6)     Registrant's Current Report           99.6
                    on Form 8-K filed with the
                    Securities and Exchange
                    Commission on October 24,
                    2005, as further described in
                    Item 15(a)(1) above, is
                    incorporated herein by
                    reference.
     -------------  -------------------------------  --------------
         (99.7)     Registrant's Current Report           99.7
                    on Form 8-K filed with the
                    Securities and Exchange
                    Commission on November 23,
                    2005, as further described in
                    Item 15(a)(1) above, is
                    incorporated herein by
                    reference.
     -------------  -------------------------------  --------------
         (99.8)     Registrant's Current Report           99.8
                    on Form 8-K filed with the
                    Securities and Exchange
                    Commission on December 21,
                    2005, as further described in
                    Item 15(a)(1) above, is
                    incorporated herein by
                    reference.
     -------------  -------------------------------  --------------