Form 10-K
period 2007-12-31
STRATS(SM) Trust For Goldman Sachs Capital I Securities, Series 2005-1
filed 2008-03-28
CIK 1328989

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

    For the fiscal year ended December 31, 2007

                                      or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________ to ________

               Commission File Numbers: 333-111858-13, 001-32527

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

    STRATS(SM) Trust For Goldman Sachs Capital I Securities, Series 2005-1
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Delaware                                 52-2316339
-------------------------------------------------------------------------------
    (State or other jurisdiction of incorporation            (I.R.S. Employ
                   or organization)                        Identification No.)


    301 South College, Charlotte, North Carolina                  28288
-------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Registered exchange
Title of each class                            on which registered
-------------------                            --------------------------------

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

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

          1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Goldman Sachs Capital I Securities, Series 2005-1 to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------
                Trust Description                Distribution Date    Filed on
--------------------------------------------------------------------------------
STRATS(SM) Trust For Goldman Sachs Capital I     01-16-2007          01-29-2007
Securities, Series 2005-1                        02-15-2007          02-23-2007
                                                 03-15-2007          03-29-2007
                                                 04-16-2007          04-20-2007
                                                 05-15-2007          05-25-2007
                                                 06-15-2007          06-21-2007
                                                 07-15-2007          07-20-2007
                                                 08-15-2007          08-23-2007
                                                 09-17-2007          09-25-2007
                                                 10-15-2007          10-19-2007
                                                 11-15-2007          11-21-2007
                                                 12-17-2007          12-28-2007
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

              99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C.
              Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              99.2 - Report of Aston Bell, CPA.

              99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

              99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

              99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

              99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

              99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange

              Commission on May 25, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

              99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

              99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

              99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

              99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

              99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

              99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

              99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                       By:   /s/ Jimmy Whang
                                             ---------------------------------
                                       Name:   Jimmy Whang
                                       Title:  Director


Dated:  March 28, 2008

                                 EXHIBIT INDEX

--------------------------------------------------------------------------------
 Reference Number                                                 Exhibit Number
 per Item 601 of              Description of Exhibits                 in this
  Regulation SK                                                      Form 10-K
--------------------------------------------------------------------------------
                    Certification by Director of the
      (33.1)        Registrant pursuant to 15 U.S.C. Section          (33.1)
                    7241, as adopted pursuant to Section 302
                    of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
                    Annual Compliance Report by Trustee
      (99.1)        pursuant to 15 U.S.C. Section 7241, as            (99.1)
                    adopted pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
      (99.2)        Report of Aston Bell, CPA.                        (99.2)
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission on
      (99.3)        January 29, 2007, as further described in         (99.3)
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission on
      (99.4)        February 23, 2007, as further described in        (99.4)
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission on
      (99.5)        March 29, 2007, as further described in           (99.5)
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission on
      (99.6)        April 20, 2007, as further described in           (99.6)
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission on
      (99.7)        May 25, 2007, as further described in             (99.7)
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission on
      (99.8)        June 21, 2007, as further described in            (99.8)
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
      (99.9)        on July 20, 2007, as further described in         (99.9)
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
     (99.10)        Registrant's Current Report on Form 8-K filed     (99.10)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                    with the Securities and Exchange Commission
                    on August 23, 2007, as further described in
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
     (99.11)        on September 25, 2007, as further described in    (99.11)
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
     (99.12)        on October 19, 2007, as further described in      (99.12)
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
     (99.13)        on November 21, 2007, as further described in     (99.13)
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
     (99.14)        on December 28, 2007, as further described in     (99.14)
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------